Form 10-K/A
period 2020-12-31
Altimeter Growth Corp.
filed 2021-05-18
CIK 1823340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Altimeter Growth Corp. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021 (the “Original Report”), to restate our financial statements and related footnote disclosures as of December 31, 2020, for the period from August 25, 2020 (inception) through December 31, 2020. The correction involves only non-cash adjustments. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies (the “Staff Statement”). The Staff Statement highlighted certain financial reporting considerations for special purpose acquisition corporations (“SPACs”) relating to the accounting for warrants. While the specific terms of warrants issued by SPACs can vary, there are certain features of warrants issued in SPAC transactions that are common across many entities. The Staff Statement highlighted that warrants containing these features, which relate to whether the warrants can be indexed to the price of an entity’s shares or settled with assets other than common shares, should be classified as a liability measured at fair value, with changes in fair value each period reported as non-cash changes to earnings. Such period to period changes could be significant. Prior to the issuance of this guidance, SPACs generally carried their outstanding private placement warrants and public warrants containing these provisions as equity on their balance sheets without quarterly adjustments.

In light of the Staff Statement, we undertook a process to re-evaluate the equity classification of (i) our outstanding warrants issued in connection with our initial public offering on October 5, 2020, including the 12,000,000 private placement warrants issued to Altimeter Growth Holdings (our “sponsor”) and the 10,000,000 warrants issued as part of the units sold in our initial public offering, each with an exercise price of $11.50 (the “IPO Warrants”), and (ii) the 4,000,000 warrants to be issued pursuant to the terms of our forward purchase agreements with Altimeter Partners Fund, L.P. and JS Capital LLC at an exercise price of $11.50 (the “Forward Purchase Units” and such warrants included in the Forward Purchase Units together with the IPO Warrants, the “Warrants”). Management and the Audit Committee of the Company’s board of directors (the “Audit Committee”) considered the Forward Purchase Units a firm commitment at the time of the Company’s initial public offering. As a result, management and the Audit Committee determined that the Warrants should have been classified as a liability. Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

As a result, the Company, together with its advisors, undertook a process to value the liability of its Warrants. Based on this evaluation Company management, together with the Audit Committee determined, on May 17, 2021, that the Company’s financial statements and other financial data as of December 31, 2020 and for the period from August 25, 2020 (date of inception) through December 31, 2020 included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020 (the “Affected Period”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Period should be restated to reflect the Warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period. Consequently, the Company has restated the financial statements identified above for the Affected Period in this Form 10-K/A. All amounts in this Form 10-K/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, loss from operations or total operating, investing or financing cash flows.

The Company has not amended its previously filed Current Report on Form 8-K or Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

The following item has been amended to reflect additional corporate governance disclosure required by the rules of the New York Stock Exchange:

Part III, Item 10. Directors, Executive Officers, and Corporate Governance

In addition, the Company’s Chief Executive Officer and Principal Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (this “Form 10-K”) constitute “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	the proceeds of the Forward Purchase units being available to us;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance following our Initial Public Offering.

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

•

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months (or 27 months, as applicable) following the Initial Public Offering’s closing, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we would depend on loans (if any) from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On October 5, 2020, we consummated our Initial Public Offering of 50,000,000 units, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 5,000,000 units, at $10.00 per unit, generating gross proceeds of $500,000,000 (the “Initial Public Offering”). Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 12,000,000 Private Placement Warrants to our sponsor at a price of $1.00 per warrant, generating gross proceeds of $12,000,000.

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

•

Expertise software and internet. Altimeter has deep operational and investment experience in enterprise software and internet-enabled businesses. Altimeter believes its domain expertise allows it to have a differentiated read on business models, sentiment and valuation dislocations when evaluating investment opportunities.

•

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

•

Deep, fundamental analysis. Altimeter’s investment team spends significant time conducting primary due diligence as part of its fundamental, bottoms-up research process. Altimeter aspires to be domain experts in the markets and businesses in which it invests.

•

Long investment horizon. Altimeter believes that only a few companies deserve premium multiples and that a long investment horizon, supported by rigorous analysis, is key in creating outsized returns. As such, Altimeter aims to be a lifecycle investor in select high conviction companies.

•	Attractive risk/reward. Altimeter seeks investments with highly asymmetric risk/reward profiles which can provide significant margins of safety and downside protection.

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

•

Large and growing total addressable market. Based on the experience of our management team at Altimeter, we will prioritize our focus on investments in large and growing industries. We believe these industries are ripe for new entrants to make significant share gains in winner take all or winner take most environment.

•

Differentiated architecture. We believe the effective architecture differentiation, along with the ability to continuously innovate are key to continue to acquire customers, grow sales, and deepen competitive moats. We will focus on companies that solve real business problems, including data analytics and enabling the shift to cloud computing.

•

Favorable unit economics. The experience of out management team has been that not all growth is created equal. We believe strong unit economics are necessary to achieve sustainable growth over time and a path to high margin profitability in the long-term.

•

Strong management team. We will look to partner with world class management teams who are capable of scaling a business around the globe. We will also evaluate ways to support and advance the team over time as needed.

•

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

•

may significantly dilute the equity interest of current investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

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

Only holders of our founder shares have the right to vote to appoint directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant and forward purchase agreement (“FPA”) liabilities, change in fair value of warrant and FPA liabilities, Class A ordinary shares subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Period. see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination.

We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 11,000,000 public warrants and 12,000,000 private placement warrants, as well as the 20,000,000 FPA units that include one-fifth of a warrant, and determined to classify the warrants and FPA as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

Overview

We are a blank check company incorporated in the Cayman Islands on August 25, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt.

Recent Developments

On April 12, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among J1 Holdings Inc., a Cayman Islands exempted company (“PubCo”), J2 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 1”) and J3 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 2”) and Grab Holdings Inc. a Cayman Islands exempted company (“Grab”).

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. Additionally, we classify the units issued as part of the Forward Purchase Agreement (FPAs) as a liability that also gets recorded at its fair value. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. We have also expensed a portion of transaction costs which directly related to the Initial Public Offering and Private Placement and were previously recorded net of proceeds received within shareholders’ equity. A portion of the transaction costs related to the warrants were expensed using a relative fair value approach.

For the period from August 25, 2020 (inception) through December 31, 2020, we had a net loss of $130,999,889, which consisted of formation and operating costs of $212,799, transaction costs allocable to the warrant liabilities of $869,977, loss resulting from issuance of private placement warrants of $6,864,584 and change in fair value of the warrant and FPA liabilities of $68,742,475 and $54,310,054, respectively.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $500,000,000 was placed in the Trust Account, and we had $1,961,900 of cash held outside of a trust account (the “Trust Account”) after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $28,244,738 in transaction costs, including $10,000,000 of underwriting fees, $17,500,000 of deferred underwriting fees and $744,738 of other costs.

For the period from August 25, 2020 (inception) through December 31, 2020, net cash used in operating activities was $392,490. Net loss of $130,999,889 was impacted by formation cost paid by Sponsor in exchange for issuance of Class B ordinary shares of $5,000, change in the fair value of the warrant and FPA liabilities, and changes in operating assets and liabilities, which used $184,691 of cash from operating activities.

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“Warrants and FPAs ASC 815”). The assessment considers whether the are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own common shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations

Class A Ordinary Shares Subject to Possible Redemption

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. On March 26, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020. Based upon their evaluation at that earlier time, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Certifying Officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and accurately reported within the time periods specified in rules and forms of the SEC.

Our internal control over financial reporting did not result in the proper classification of the Warrants which, due to its impact on our financial statements, we determined to be a material weakness. This error in classification was brought to our attention only when the SEC issued the Staff Statement. The Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in October 2020. We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. However, we expect that if we consummate our initial Business Combination, changes to the individuals who are part of our finance function and our internal controls over financial reporting will be made.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our Initial Public Offering; and

•

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

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

	Class A Ordinary Shares			Class B Ordinary Shares(2)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Altimeter Growth Holdings (our sponsor)(3)	—		—	12,275,000	98.2%	19.6%
Brad Gerstner(3)	—		—	12,275,000	98.2%	19.6%
Hab Siam(3)	—		—	12,275,000	98.2%	19.6%
Richard N. Barton	250,000	(4)	*	75,000	*	*
Aishetu Fatima Dozie	—		—	75,000	*	*
Dev Ittycheria	—		—	75,000	*	*
All executive officers and directors as a group (5 individuals)	250,000		*	12,500,000	100%	20.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 2550 Sand Hill Road, Suite 150, Menlo Park, California 94025.
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

Exhibit number	Description of exhibit

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement, dated September 30, 2020, between the Company and Continental Stock Transfer & Trust Company (1)

4.2	Form of Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

4.3	Form of Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

4.4	Form of Warrant Certificate (incorporated by reference to Exhibit 4.3 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

4.5	Description of Registrant’s Securities (2).

10.1	Private Placement Warrants Purchase Agreement, dated September 30, 2020, between the Company and Altimeter Growth Holdings (1)

10.2	Investment Management Trust Agreement, dated September 30, 2020, between the Company and Continental Stock Transfer & Trust Company (1)

10.3	Registration and Shareholder Rights Agreement, dated September 30, 2020, between the Company and certain security holders (1)

10.4	Letter Agreement, dated September 30, 2020, between the Company, Altimeter Growth Holdings and each of the officers and directors of the Company (1)

10.5	Forward Purchase Agreement, dated September 17, 2020 between the Company and Altimeter Partners Fund, L.P. (incorporated by reference to Exhibit 10.9 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

10.6	Forward Purchase Agreement, dated September 16, 2020 between the Company and JS Capital LLC (incorporated by reference to Exhibit 10.10 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

10.7	Form of Indemnity Agreement, dated September 30, 2020, between the Company and each of the officers and directors of the Company (1)

10.8	Administrative Services Agreement, dated September 30, 2020, between the Company and the Altimeter Growth Holdings (1)

10.9	Promissory Note, dated August 27, 2020, issued by the Company to Altimeter Growth Holdings (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1, filed on September 11, 2020 (File No. 333-248762))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 6, 2020 (File No. 001-39573) and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 26, 2021 and incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of May, 2021.

ALTIMETER GROWTH CORP.

By:	/s/ Brad Gerstner
Name: Brad Gerstner
Title: Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Gerstner	Chairman, Chief Executive Officer and President	May 18, 2021
Brad Gerstner

/s/ Hab Siam	General Counsel and Director	May 18, 2021
Hab Siam

/s/ Richard N. Barton	Director	May 18, 2021
Richard N. Barton

/s/ Aishetu Fatima Dozie	Director	May 18, 2021
Aishetu Fatima Dozie

/s/ Dev Ittycheria	Director	May 18, 2021
Dev Ittycheria

ALTIMETER GROWTH CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Altimeter Growth Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Altimeter Growth Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cashflows for the period from August 25, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 25, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the over all presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, NewYork

May 17, 2021

ALTIMETER GROWTH CORP.

BALANCE SHEET

DECEMBER 31, 2020

(Restated)

ASSETS
Current assets:
Cash	$855,972
Prepaid expenses	275,591

Total Current Assets	1,131,563

Cash and marketable securities held in Trust Account	500,000,000

Total Assets	$501,131,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$64,100

Total Current Liabilities	64,100

Warrant liability	102,879,957
FPA liability	54,310,054
Deferred underwriting fee payable	17,500,000

Total Liabilities	174,754,111

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 32,137,745 shares at $10.00 per share	321,377,450

Shareholders’ Equity
Preferred share, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 17,862,255 issued and outstanding (excluding 32,137,745 shares subject to possible redemption)	1,786
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 12,500,000 issued and outstanding	1,250
Additional paid-in capital	135,996,855
Accumulated deficit	(130,999,889)

Total Shareholders’ Equity	5,000,002

Total Liabilities and Shareholders’ Equity	$501,131,563

The accompanying notes are an integral part of the financial statements.

ALTIMETER GROWTH CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Formation and general and administrative expenses	$212,799

Loss from operations	(212,799)

Other income (expense):
Transaction costs allocable to warrant liability	(869,977)
Loss resulting from issuance of private placement warrants	(6,864,584)
Change in fair value of warrant liability	(68,742,475)
Change in fair value of FPA liability	(54,310,054)
Net loss	$(130,999,889)

Weighted average shares outstanding of Class A redeemable ordinary shares	50,000,000

Basic and diluted income per share, Class A	$(0)

Weighted average shares outstanding of Class B non-redeemable ordinary shares	12,116,142

Basic and diluted net loss per share, Class B	$(10.81)

The accompanying notes are an integral part of these financial statements.

ALTIMETER GROWTH CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — August 25, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	12,500,000	1,250	23,750	—	25,000
Sale of 50,000,000 Units, net of underwriting discounts, offering costs and Public Warrant value	50,000,000	5,000	—	—	457,347,341	—	457,352,341
Class A ordinary shares subject to possible redemption	(32,137,745)	(3,214)	—	—	(321,374,236)	—	(321,377,450)
Net loss	—	—	—	—	—	(130,999,889)	(130,999,889)

Balance — December 31, 2020	17,862,255	$1,786	12,500,000	$1,250	$135,996,855	$(130,999,889)	$5,000,002

The accompanying notes are an integral part of these financial statements.

ALTIMETER GROWTH CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(Restated)

Cash Flows from Operating Activities:
Net loss	$(130,999,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	68,742,475
Change in fair value of FPA liability	54,310,054
Formation cost paid by Sponsor in exchange for issuance of Class B ordinary shares	5,000
Transaction costs allocable to warrant liabilities	869,977
Loss resulting from issuance of private placement warrants	6,864,584
Changes in operating assets and liabilities:
Prepaid expenses	(248,791)
Accrued expenses	64,100

Net cash used in operating activities	(392,490)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(500,000,000)

Net cash used in investing activities	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	490,000,000
Proceeds from sale of Private Placement Warrants	12,000,000
Repayment of promissory note - related party	(178,120)
Payment of offering costs	(573,418)

Net cash provided by financing activities	501,248,462

Net Change in Cash	855,972
Cash – Beginning of period	—

Cash – End of period	$855,972

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$444,287,348

Change in value of Class A ordinary shares subject to possible redemption	$(122,909,898)

Deferred underwriting fee payable	$17,500,000

Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,000

Payment of offering costs through promissory note – related party	$151,320

Payment of prepaid expenses through promissory note – related party	$26,800

Initial measurement of warrants issued in connection with the initial Public Offering accounted for as liabilities	$34,137,482

Initial measurement of FPA units issued in connection with the initial Public Offering accounted for as liabilities	$350,430

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 30, 2020. On October 5, 2020 the Company consummated the Initial Public Offering of 50,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which included the full exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $500,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Altimeter Growth Holdings (the “Sponsor”), generating gross proceeds of $12,000,000, which is described in Note 5.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the accounting for Warrants (as defined in Note 5) and Forward Purchase Agreements (“FPA”) (as defined in Note 7) under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants and FPAs meet the definition of a derivative under ASC 815-40, we have restated the financial statements to classify the Warrants and FPAs as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date.

The Company’s prior accounting treatment for the Warrants and FPAs was equity classification rather than as derivative liabilities. Accounting for the Warrants and FPAs as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants and FPAs to their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has restated the value and classification of the Warrants and FPAs in the Company’s financial statements included herein (“Restatement”).

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein, each prior interim period of the current fiscal year, and as of the date of the Company’s consummation of its IPO.

	As of December 31, 2020
	As Reported	As Restated	Difference
Balance Sheet
Warrant liability	$—	$102,879,957	$102,879,957
FPA liability	—	54,310,054	54,310,054
Total Liabilities	17,564,100	174,754,111	157,190,011
Class A ordinary shares subject to possible redemption	478,567,460	321,377,450	(157,190,010)
Class A ordinary shares, $0.0001 par value	214	1,786	1,572
Additional paid-in capital	5,211,338	135,996,855	130,785,517
Accumulated deficit	(212,799)	(130,999,889)	(130,787,090)
Total Shareholders’ Equity	5,000,003	5,000,002	(1)

	For the Period from August 25, 2020 Through December 31, 2020
	As Reported	As Restated	Difference
Statements of Operations
Transaction costs	$—	$(869,977)	$(869,977)
Loss on change in fair value of warrant liability	—	(68,742,475)	(68,742,475)
Loss on change in fair value of FPA liability	—	(54,310,054)	(54,310,054)
Loss resulting from issuance of private placement warrants	—	(6,864,584)	(6,864,584)
Other income (expense), net	—	(130,787,090)	(130,787,090)

Net loss	$(212,799)	$(130,999,889)	$(130,787,090)

Per Share Data:
Basic and diluted net loss per share, Class A	$—	$—	$—
Basic and diluted net loss per share, Class B	$(0.02)	$(10.81)	$(10.79)

Statement of Cash Flows
Cash flows from operating activities:
Net Loss	(212,799)	(130,999,889)	(130,787,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in FV of warrant liability	—	(68,742,475)	(68,742,475)
Change in FV of FPA liability	—	(54,310,054)	(54,310,054)
Transaction cost allocable to warrant liability	—	(869,977)	(869,977)
Loss resulting from issuance of private placement warrants	—	(6,864,584)	(6,864,584)
Non-cash investing and financing activities:
Initial classification of Class A ordinary shares subject to redemption	478,775,260	444,287,348	(34,487,912)
Change in value of Class A ordinary shares subject to redemption	(207,800)	(122,909,898)	(122,702,098)
Initial measurement of warrants issued in connection with the initial Public Offering accounted for as liabilities	—	34,137,482	34,137,482
Initial measurement of FPA issued in connection with the initial Public Offering accounted for as liabilities	—	350,430	350,430

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As of October 5, 2020
	As Reported	As Restated	Difference
Balance Sheet
Warrant liability	$—	$34,137,482	$34,137,482
FPA liability	—	350,430	350,430
Total Liabilities	18,213,438	52,701,350	34,487,912
Class A ordinary shares subject to possible redemption	478,775,260	444,287,348	(34,487,912)
Class A ordinary shares, $0.0001 par value	212	557	345
Additional paid-in capital	5,003,540	13,088,186	8,084,646
Accumulated deficit	(5,000)	(8,089,991)	(8,084,991)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2020 are restated in this Annual Report on Form 10-K/A (Amendment No. 1) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued financial statements for such periods. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant and FPA liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the balance sheet date that were directly related to the Initial Public Offering. On October 5, 2020, offering costs amounting to $28,244,738 were substantially paid through proceeds from the offering and charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating expense in the Company’s Statement of Operations.

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms the and of the Warrants and FPAs applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPAs are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price, as well as a Modified Black Scholes Option Pricing Model. The Private Placement Warrants are valued using a Black Scholes Option Pricing Model. The fair value of the FPAs has been estimated using a discounted cash flow method. See Note 10 for further discussion of the pertinent terms of the Warrants and Note 11 for further discussion of the methodology used to determine the value of the Warrants and FPAs.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

For the Period From August 25, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$—

Net Earnings	$—

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	50,000,000

Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B ordinary shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(130,999,889)
Less: Redeemable Net Earnings	—

Non-Redeemable Net Loss	$(130,999,889)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	12,116,142

Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(10.81)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders

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

NOTE 4 — INITIAL PUBLIC OFFERING

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

NOTE 5 — PRIVATE PLACEMENT

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

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 28, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 17,250,000 Class B ordinary shares. On September 2, 2020, the Sponsor contributed 4,750,000 Class B ordinary shares back to the Company for no consideration, resulting in 12,500,000 Class B ordinary shares (the “Founder Shares”) being issued and outstanding. All share and per- share amounts have been retroactively restated to reflect the share cancellation. On September 10, 2020, the Sponsor transferred 75,000 Founder Shares to each of its independent directors, for an aggregate amount of 225,000 Founder Shares transferred. The Founder Shares included an aggregate of up to 1,250,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, at the Initial Public Offering, 1,250,000 Founder Shares are no longer subject to forfeiture.

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 17,862,255 Class A ordinary shares issued and outstanding, excluding 32,137,745 Class A ordinary shares subject to possible redemption.

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

NOTE 9 — WARRANTS

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

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$48,677,457	$—	$—	$48,677,457
Private Placement Warrants	—	—	54,202,500	54,202,500

Total warrant liabilities	$48,677,457	$—	$54,202,500	$102,879,957

FPA liability	—	—	54,310,054	54,310,054

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 25, 2020	$—	$—	$—
Initial measurement on October 5, 2020	18,864,584	15,272,898	34,137,482
Change in valuation inputs or other assumptions(1)	29,812,873	38,929,602	68,742,475

Fair value as of December 31, 2020	$48,677,457	$54,202,500	$102,879,957

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, when the Public Warrants were separately listed and traded.

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $200 million pursuant to the FPAs is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $200 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 90% which was determined based on an observed success rates of business combinations for special purpose acquisition companies.

ALTIMETER GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents the changes in the fair value of FPA liabilities:

FPA Liability
Fair value as of August 25, 2020	$—
Initial measurement on October 5, 2020	350,430
Change in valuation inputs or other assumptions(1)	53,959,624

Fair value as of December 31, 2020	$54,310,054

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of FPA liability in the Statement of Operations.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 12, 2021, Altimeter Growth Corp., a Cayman Islands exempted company (“Altimeter”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among J1 Holdings Inc., a Cayman Islands exempted company (“PubCo”), J2 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 1”) and J3 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 2”) and Grab Holdings Inc. a Cayman Islands exempted company (“Grab”).

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) Altimeter will merge with and into Merger Sub 1, with Merger Sub 1 as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), (ii) following the Initial Merger, Merger Sub 2 will merge with and into Grab, with Grab as the surviving entity in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Acquisition Merger”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by Altimeter’s shareholders and the fulfillment of other customary closing conditions.