Form 10-Q
period 2021-03-31
Altimeter Growth Corp.
filed 2021-05-24
CIK 1823340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of May 24, 2021, there were 50,000,000 Class A ordinary shares, $0.0001 par value and 12,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMETER GROWTH CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

ALTIMETER GROWTH CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash	$732,237	$855,972
Prepaid expenses	304,972	275,591

Total Current Assets	1,037,209	1,131,563
Cash and marketable securities held in Trust Account	500,006,513	500,000,000

Total Assets	$501,043,722	$501,131,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$186,212	$64,100

Total Current Liabilities	186,212	64,100
Warrant liability	71,404,018	102,879,957
FPA liability	42,384,243	54,310,054
Deferred underwriting fee payable	17,500,000	17,500,000

Total Liabilities	131,474,473	174,754,111

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 36,456,924 and 32,137,745 shares at March 31, 2021 and December 31, 2020, respectively, at $10 per share	364,569,240	321,377,450
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 13,543,076 and 17,862,255 issued and outstanding (excluding 36,456,924 and 32,137,745 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	1,354	1,786
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Additional paid-in capital	92,805,497	135,996,855
Accumulated deficit	(87,808,092)	(130,999,889)

Total Shareholders’ Equity	5,000,009	5,000,002

Total Liabilities and Shareholders’ Equity	$501,043,722	$501,131,563

ALTIMETER GROWTH CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

For the Three Months Ended March 31, 2021
Operating expenses	$216,466

Loss from operations	(216,466)
Other income:
Unrealized gain on marketable securities held in Trust Account	6,513
Change in fair value of warrant liabilities	31,475,939
Change in fair value of FPA liability	11,925,811

Other income	43,408,263

Net income	$43,191,797

Basic weighted average shares outstanding of Class A redeemable ordinary shares	50,000,000

Basic income per share, Class A redeemable ordinary shares	$0.00
Diluted weighted average shares outstanding of Class A redeemable ordinary shares	59,091,350

Diluted income per share, Class A redeemable ordinary shares	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	12,500,000
Basic and diluted income per share, Class B non-redeemable ordinary shares	$3.45

The accompanying notes are an integral part of these financial statements.

ALTIMETER GROWTH CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A		Class B
	Ordinary shares		Ordinary shares
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance – December 31, 2020	17,862,255	$1,786	12,500,000	$1,250	$135,996,855	$(130,999,889)	$5,000,002
Change in value of Class A ordinary shares subject to redemption	(4,319,179)	(432)	—	—	(43,191,358)	—	(43,191,790)
Net income	—	—	—	—	—	43,191,797	43,191,797

Balance – March 31, 2021 (unaudited)	13,543,076	$1,354	12,500,000	$1,250	$92,805,497	$(87,808,092)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

For the Three Months Ended March 31, 2021
Cash flow from operating activities:
Net income	$43,191,797
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gains earned on marketable securities held in Trust Account	(6,513)
Change in fair value of warrant liabilities	(31,475,939)
Change in fair value of FPA liability	(11,925,811)
Changes in operating assets and liabilities
Prepaid expenses	(29,381)
Accrued expenses	122,112

Net cash used in operating activities	(123,735)

Net change in cash	(123,735)

Cash at the beginning of the period	$855,972

Cash at the end of the period	$732,237

Supplemental disclosure of non-cash investing and financing activities:

Change in value of ordinary shares subject to possible redemption	$43,191,790

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for the business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Note 2 — Summary of Significant Accounting Policies Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. As such, these financial statements should be read in conjunction with the Company’s amended Annual Report on Form 10-K/A for the period ended December 31, 2020, as restated by the Company on May 17, 2021.

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

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

As of March 31, 2021, we had marketable securities held in the Trust Account of $500,006,513 (including approximately $6,513 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 36,456,924 and 32,137,745 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering on October 5, 2020. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity.

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPAs are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company accounts for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price, as well as a Modified Black Scholes Option Pricing Model. The Private Placement Warrants are valued using a Black Scholes Option Pricing Model. The fair value of the FPAs has been estimated using a discounted cash flow method. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the Warrants and FPAs.

Net Income Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity.

For the three months ended March 31, 2021, the Company had potentially dilutive securities in the form of 27,000,000 warrants, including 11,000,000 warrants issued as part of the Public Units, 12,000,000 Private Placement Warrants issued in the Private Placement and 4,000,000 warrants issued as part of the Forward Purchase Agreement Units, and 20,000,000 redeemable Class A ordinary shares issued as part of the Forward Purchase Agreement Units. Of the Public, Private Placement, and FPA warrants outstanding for the three months ended March 31, 2021, 1,606,378, 1,752,412 and 584,137, respectively, represent incremental shares of ordinary shares, based on their assumed exercise, to be included in the weighted average number of shares of Class A ordinary shares outstanding under the treasury stock method for the calculation of diluted income per share of Class A ordinary shares. Additionally, of the 20,000,000 FPA Class A redeemable ordinary shares outstanding for the three months ended March 31, 2021, 5,148,423 represents incremental shares of ordinary shares, based on their assumed exercise, to be included in the weighted average number of shares of Class A ordinary shares outstanding under the treasury stock method for the calculation of diluted income per share of Class A ordinary shares. The Company uses the “treasury stock method” to calculate potential dilutive shares, as if they were redeemed for ordinary shares at the beginning of the period.

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, if any, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Quarter Ended March 31, 2021
Redeemable Class A Ordinary Shares
Numerator: Income allocable to Redeemable Class A Ordinary Shares
Interest Income	$6,513

Redeemable Net Income	$6,513

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic	50,000,000
Redeemable Class A Ordinary Shares, Diluted	59,091,350

Redeemable Net Income/Basic Redeemable Class A Ordinary Shares	$0.00

Redeemable Net Income/Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B ordinary shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$43,191,797
Less: Redeemable Net Income	6,513

Non-Redeemable Net Income	$43,185,284

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	12,500,000

Non-Redeemable Net Income/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$3.45

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 3 — Initial Public Offering

On October 5, 2020, pursuant to the Initial Public Offering, the Company sold 50,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one- fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 6).

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, on October 5, 2020, the Sponsor purchased an aggregate of 12,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $12,000,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial, and administrative support services. For the three months ended March 31, 2021 and for the period from August 25, 2020 (inception) through December 31, 2020, the Company incurred $60,000 in fees for these services, of which $60,000 are included in accrued expenses in the accompanying condensed balance sheet as of March 31, 2021 and December 31, 2020, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Registration and Shareholders Rights

Pursuant to a registration rights agreement entered into on September 30, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will be entitled to registration rights. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy- back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholder’s Equity

Preference Shares  — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 13,543,076 and 17,862,255 Class A ordinary shares issued and outstanding (excluding 36,456,924 and 32,137,745 shares subject to possible redemption), respectively.

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 12,500,000 Class B ordinary shares issued and outstanding.

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

Note 8 — Warrants

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

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 10 trading days within a 20- trading day period ending three trading days before the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 10 trading days within the 20- trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

Note 9 — Fair Value Measurements

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

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities:
Public Warrants	$48,677,457	$—	$—	$48,677,457
Private Placement Warrants	—	—	54,202,500	54,202,500

Total warrant liabilities	$48,677,457	$—	$54,202,500	$102,879,957

FPA liability	$—	—	54,310,054	54,310,054

As of March 31, 2021

	Level 1	Level 2	Level 3	Total
Assets:
Assets held in trust account U.S. Treasury Securities	$500,006,513	$—	$—	$500,006,513
Liabilities:
Warrant liabilities:
Public Warrants	$30,789,000	$—	$—	$30,789,000
Private Placement Warrants	—	—	40,615,018	40,615,018

Total warrant liabilities	$30,789,000	$—	$40,615,018	$71,404,018

FPA liability	$—	$—	$42,384,243	$42,384,243

Level 1 instruments include investments in money market funds and U.S. Treasury securities and the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For three months ended March 31, 2021 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

Input	March 31, 2021 (Unaudited)
Risk-free interest rate	0.92%
Expected term (years)	5.00
Expected volatility	34.3%
Exercise price	$11.50
Fair value of Class A common stock	$11.70

The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement
Fair value as of December 31, 2020	$48,677,457
Change in valuation inputs or other assumptions(1)	(8,062,439)

Fair value as of March 31, 2021	$40,615,018

(1)

Represents the non-cash gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the unaudited condensed statement of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

ALTIMETER GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

FPA Liability

The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $200 million pursuant to the FPAs is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPAs. The fair value of the ordinary shares and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $200 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of March 31, 2021, the probability assigned to the consummation of the Business Combination was 95% which was determined based on an observed success rates of business combinations for special purpose acquisition companies.

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value as of December 31, 2020	$54,310,054
Change in valuation inputs or other assumptions(1)	(11,925,811)

Fair value as of March 31, 2021	$42,384,243

(1)	Represents the non-cash gain on the change in valuation of the FPA liability and is included in Gain on change in fair value of FPA liability in the unaudited condensed statement of operations

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued.

On April 12, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among J1 Holdings Inc., a Cayman Islands exempted company (“PubCo”), J2 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 1”) and J3 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 2”) and Grab Holdings Inc. a Cayman Islands exempted company (“Grab”).

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will merge with and into Merger Sub 1, with Merger Sub 1 as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), (ii) following the Initial Merger, Merger Sub 2 will merge with and into Grab, with Grab as the surviving entity in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Acquisition Merger”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s amended Annual Report on Form 10-K/A filed with the SEC on May 18, 2021. The Company’s filings pursuant to the Securities Act and the Exchange Act can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 25, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Merger Agreement

On April 12, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among J1 Holdings Inc., a Cayman Islands exempted company (“PubCo”), J2 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 1”) and J3 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 2”) and Grab Holdings Inc. a Cayman Islands exempted company (“Grab”).

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will merge with and into Merger Sub 1, with Merger Sub 1 as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Initial Merger”), (ii) following the Initial Merger, Merger Sub 2 will merge with and into Grab, with Grab as the surviving entity in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “Acquisition Merger”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second quarter of 2021, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended March 31, 2021, we had net income of $43,191,797, which consists of consists of non-cash gains of $31,475,939 and $11,925,811 related to changes in the fair value of the Warrants and FPAs, respectively, interest income on marketable securities held in the Trust Account of $6,513, and operating costs of $216,466.

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

As of March 31, 2021, we had marketable securities held in the Trust Account of $500,006,513 (including approximately $6,513 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less.

For the three months ended March 31, 2021, cash used in operating activities was $123,735. Net income of $43,191,797 was affected by an unrealized gain on marketable securities held in our Trust Account of $6,513, change in fair value of warrant liabilities of $31,475,939, change in fair value of FPA liability of $11,925,811, and changes in operating assets and liabilities, which provided $92,731 of cash.

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

At March 31, 2021, we had cash of $732,237 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“Warrants and FPAs ASC 815”). The assessment considers whether they are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own ordinary common shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and General Counsel, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, and in light of the material weakness identified in our internal controls over financial reporting as disclosed in our Annual Report on Form 10-K/A for the period ended December 31, 2020, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were ineffective.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is actively engaged in remediation efforts as described in our Annual Report on Form 10-K/A to enhance and improve our internal controls over financial reporting with respect to accounting for our Warrant classifications, but have not yet remediated the material weakness described in our Annual Report on Form 10-K/A for the period ended December 31, 2020. Our remediation efforts will continue to be implemented throughout our 2021 fiscal year. We believe the controls that will be put in place will eliminate the material weakness with respect to accounting for warrant and FPA liabilities and solidify the effectiveness of our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our amended Annual Report on Form 10-K/A filed with the SEC on May 18, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our amended Annual Report on Form 10-K/A filed with the SEC on May 18, 2021.

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

ALTIMETER GROWTH CORP.

Date: May 24, 2021		/s/ Brad Gerstner
	Name:	Brad Gerstner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021		/s/ Hab Siam
	Name:	Hab Siam
	Title:	General Counsel
(Principal Financial and Accounting Officer)