Form 10-Q/A
period 2021-03-31
Altimeter Growth Corp.
filed 2021-05-25
CIK 1823340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2021, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on May 24, 2021, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after May 24, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A Amendment No. 1.

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

ALTIMETER GROWTH CORP.

Date: May 25, 2021		/s/ Brad Gerstner
	Name:	Brad Gerstner
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2021		/s/ Hab Siam
	Name:	Hab Siam
	Title:	General Counsel
(Principal Financial and Accounting Officer)