Form 10-Q
period 2021-06-30
Altimeter Growth Corp.
filed 2021-08-16
CIK 1823340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
As of August 1
6
,
2021, there
were

50,000,000 Class A ordinary shares, $0.0001 par value and 12,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMETER GROWTH CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

ALTIMETER GROWTH CORP.
PART I – FINANCIAL
INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALTIMETER GROWTH CORP.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$272,126	$855,972
Prepaid expenses	233,821	275,591

Total Current Assets	505,947	1,131,563
Cash and marketable securities held in Trust Account	500,014,112	500,000,000

Total Assets	$500,520,059	$501,131,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$248,218	$64,100
Due to related party	66,116	—

Total Current Liabilities	314,334	64,100
Warrant liability	78,281,349	102,879,957
FPA liability	43,723,743	54,310,054
Deferred underwriting fee payable	17,500,000	17,500,000

Total Liabilities	139,819,426	174,754,111

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 35,570,063 and 32,137,745 shares at June 30, 2021 and December 31, 2020, respectively, at $10 per share	355,700,630	321,377,450
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, 14,429,937 and 17,862,255 issued and outstanding (excluding 35,570,063 and 32,137,745 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	1,443	1,786
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Additional paid-in capital	101,674,018	135,996,855
Accumulated deficit	(96,676,708)	(130,999,889)

Total Shareholders’ Equity	5,000,003	5,000,002

Total Liabilities and Shareholders’ Equity	$500,520,059	$501,131,563

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.
CONDENSED STATEMENTS OF OPERATIONS FOR
THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Operating expenses	$659,384	$875,850

Loss from operations	(659,384)	(875,850)
Other income (expense)
Unrealized gain on marketable securities held in Trust Account	7,599	14,112
Change in fair value of warrant liabilities	(6,877,331)	24,598,608
Change in fair value of FPA liability	(1,339,500)	10,586,311

Other income (expense), net	(8,209,232)	35,199,031

Net income (loss)	$(8,868,616)	$34,323,181

W eighted average shares outstanding of Class A redeemable ordinary shares	50,000,000	50,000,000
Basic and diluted income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	12,500,000	12,500,000
Basic and diluted income (loss) per share, Class B non-redeemable ordinary shares	$(0.71)	$2.74

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance—December 31, 2020	17,862,255	$1,786	12,500,000	$1,250	$135,996,855	$(130,999,889)	$5,000,002
Change in value of Class A ordinary shares subject to redemption	(4,319,179)	(432)	—	—	(43,191,358)	—	(43,191,790)
Net income	—	—	—	—	—	43,191,797	43,191,797

Balance – March 31, 2021 (unaudited)	13,543,076	$1,354	12,500,000	$1,250	$92,805,497	$(87,808,092)	$5,000,009

Change in value of Class A ordinary shares subject to redemption	886,861	89	—	—	8,868,521	—	8,868,610
Net loss	—	—	—	—	—	(8,868,616)	(8,868,616)

Balance – June 30, 2021 (unaudited)	14,429,937	$1,443	12,500,000	$1,250	$101,674,018	$(96,676,708)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.
CONDENSED STATEMENT OF CASH FLOWS FOR
THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash flows from operating activities:

Net income	$34,323,181
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized gains earned on marketable securities held in Trust Account	(14,112)
Change in fair value of warrant liabilities	(24,598,608)
Change in fair value of FPA liability	(10,586,311)
Changes in operating assets and liabilities
Prepaid expenses	41,770
Accrued expenses	184,118
Net cash used in operating activities	(649,962)

Cash flows from financing activities:
Due to related party	66,116
Net cash provided by financing activities	66,116

Net change in cash	(583,846)

Cash at the beginning of the period	855,972

Cash at the end of the period	$272,126

Supplemental disclosures of non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$34,323,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL
STATEMENTS
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
As of June 30, 2021, the Company
had
not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for the business combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80
% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

ALTIMETER GROWTH CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL
STATEMENTS

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
NOTES TO UNAUDITED CONDENSED FINANCIAL
STATEMENTS

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
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. As such, these financial statements should be read in conjunction with the Company’s amended Annual Report on Form
10-K/A
for the period ended December 31, 2020, as restated by the Company on May 17, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
NOTES TO UNAUDITED CONDENSED FINANCIAL
STATEMENTS

Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant and Foward Purchase Agreement (“FPA”) liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Marketable Securities Held in Trust Account
As of June 30, 2021, we had marketable securities held in the Trust Account of $500,014,112 (including approximately $14,112 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. At December 31, 2020, all of the assets held in the Trust Account were invested in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 35,570,063 and 32,137,745 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed
balance
sheets
.
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
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs
’
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
NOTES TO UNAUDITED CONDENSED FINANCIAL
STATEMENTS

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
Net Income Per Ordinary Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination they have not been included in the calculation of diluted net income (loss) per share.
The Company’s
 condensed
statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, if any, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income
 (loss)
per share, basic and diluted, for Class B
non-redeemable
ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ALTIMETER GROWTH CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL
STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts) the three and six months ended June 30, 2021:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares

Numerator: Income allocable to Redeemable Class A Ordinary Shares
Interest income	$7,599	$14,112

Redeemable Net Income	$7,599	$14,112

Denominator: Weighted-Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	50,000,000	50,000,000

Redeemable Net Income/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class B ordinary shares
Numerator: Net income minus Redeemable Net Earnings
Net Income (loss)	$(8,868,616)	$34,323,181
Less: Redeemable Net Income (loss)	7,599	14,112

Non-Redeemable Net Income (loss)	$(8,876,215)	$34,309,069

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	12,500,000	12,500,000

Non-Redeemable Net Income (loss)/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.71)	$2.74

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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in “Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of June 30, 2021.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
On October 5, 2020, pursuant to the Initial Public Offering, the Company sold 50,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one- fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note
8
).

ALTIMETER GROWTH CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL
STATEMENTS

Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering, on October 5, 2020, the Sponsor purchased an aggregate of 12,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $12,000,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note
8
). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial, and administrative support services. For the six months ended June 30, 2021
, the Company
incurred $120,000 in fees for these services, which are included in accrued expenses in the accompanying unaudited
condensed balance sheet
. For the three months ended
June 30, 2021
, the Company incurred $60,000 in fees for these services
.
Promissory Note — Related Party
On August 27, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $178,120 was repaid on October 8, 2020
.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
As of June 30, 2021 and December 31, 2020, the Company had a Due to related party balance of $66,116 and $0, respectively.

ALTIMETER GROWTH CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL
STATEMENTS

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
Note 7 — Shareholder’s Equity
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 14,429,937 and 17,862,255 Class A ordinary shares issued and outstanding (excluding 35,570,063 and 32,137,745 shares subject to possible redemption), respectively.

ALTIMETER GROWTH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 12,500,000 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination (including the forward purchase shares, but not the forward purchase warrants), excluding any forward purchases securities and Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
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

ALTIMETER GROWTH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

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

ALTIMETER GROWTH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:
As of June 30, 2021

	Level 1	Level 2	Level 3	Total
Assets held in trust account U.S. Treasury Securities	$500,014,112	$—	$—	$500,014,112
Liabilities:
Warrant liabilities

Public Warrants	$33,335,500	$—	$—	$33,335,500
Private Placement Warrants	—	—	44,945,849	44,945,849

Total warrant liabilities	$33,335,500	$—	$44,945,849	$78,281,349

FPA liability	$—	$—	$43,723,743	$43,723,743

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities

Public Warrants	$54,202,500	$—	$—	$54,202,500
Private Placement Warrants	$—	—	48,677,457	48,677,457

Total warrant liabilities	$54,202,500	$—	$48,677,457	$102,879,957

FPA liability	$54,310,054	$—	$—	$54,310,054

Level 1 instruments include investments in money market funds and U.S. Treasury securities and the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For six months ended June 30, 2021 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.
Warrant Liabilities
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements
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

Input	June 30, 2021 (Unaudited)	December 31, 2020

Risk-free interest rate	0.87%	0.36%
Expected term (years)	5.00	5.00
Expected volatility	36.4%	35.0%
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$11.70	$12.86
The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement
Fair value as of December 31, 2020	$48,677,457
Change in valuation inputs or other assumptions (1)	(3,731,608)

Fair value as of June 30, 2021	$44,945,849

(1)
Represents the
non-cash
gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the unaudited condensed statement of operations.

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

ALTIMETER GROWTH CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FPA Liability
The liability for the FPAs were valued using a discounted cash flows method, which is considered to be a Level 3 fair value measurement. Under the discounted cash flow method utilized, the aggregate commitment of
 $200 million pursuant to the FPAs is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPAs. The fair value of the ordinary shares and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $200 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of June 30, 2021, the probability assigned to the consummation of the Business Combination was 95% which was determined based on an observed success rates of business combinations for special purpose acquisition companies.
The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value as of December 31, 2020	$54,310,054
Change in valuation inputs or other assumptions (1)	(10,586,311)

Fair value as of June 30, 2021	$43,723,743

(1)	Represents the non-cash gain on the change in valuation of the FPA liability and is included in Gain on change in fair value of FPA liability in the unaudited condensed statement of operations
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

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
The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions.
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
For the six months ended June 30, 2021, we had net income of $34,323,181, which consists of consists of non-cash
gains of $24,598,608 and $10,586,311 related to changes in the fair value of the Warrants and FPAs, respectively, interest income on marketable securities held in the Trust Account of $14,112 and operating costs of $875,850.
Liquidity and Capital Resources
On October 5, 2020, we completed the Initial Public Offering of 50,000,000 Units, which includes the full exercise by the illlderwriters of their over-allotment option in the amount of 5,000,000 Units, at a price of$10.00 per Unit, generating gross proceeds of $500,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the sale of 12,000,000 Private Placement Warrants to the Sponsor at a price of$1.00 per Private Placement Warrant generating gross proceeds of $12,000,000.

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
As of June 30, 2021, we had marketable securities held in the Trust Account of $500,014,112 (including approximately $14,112 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less.
For the six months ended June 30, 2021, cash used in operating activities was $649,962. Net income of $34,323,181 was affected by an unrealized gain on marketable securities held in our Trust Account of $14,112, change in fair value of warrant liabilities of $24,598,608, change in fair value of FPA liability of $10,586,311, and changes in operating assets and liabilities, which provided $225,888 of cash.
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
At June 30, 2021, we had cash of $272,126 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of June 30, 2021.
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
13a-15f
and
15d-15
under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, and in light of the material weakness identified in our internal controls over financial reporting as disclosed in our Annual Report on Form
10-K/A
for the period ended December 31, 2020, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were ineffective.
During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrant and FPA liabilities. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

2.1	Business Combination Agreement, dated as of April 12, 2021, by and among Altimeter Growth Corp., J1 Holdings Inc., J2 Holdings Inc., J3 Holdings Inc. and Grab Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.1	Sponsor Subscription Agreement, dated as of April 12, 2021, by and among Altimeter Growth Corp., J1 Holdings Inc. and Altimeter Partners Fund (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.2	Backstop Subscription Agreement, dated as of April 12, 2021, by and among Altimeter Growth Corp., J1 Holdings Inc. and Altimeter Partners Fund (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.3	Voting, Support and Lock-Up Agreement and Deed No. 1, dated as of April 12, 2021, Altimeter Growth Corp., J1 Holdings Inc., Grab, and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.4	Voting, Support and Lock-Up Agreement and Deed No. 2, dated as of April 12, 2021, Altimeter Growth Corp., J1 Holdings Inc., Grab, and the other parties named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.5	Voting and Support Agreement and Deed No. 3, dated as of April 12, 2021, Altimeter Growth Corp., J1 Holdings Inc., Grab, and the other parties named therein (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.6	Sponsor Support and Lock-Up Agreement and Deed, dated as of April 12, 2021, by and among Altimeter, Altimeter Growth Holdings, J1 Holdings Inc. and Grab. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.7	Amended and Restated Registration Rights Agreement, dated as of April 12, 2021, by and among Altimeter Growth Corp., Altimeter Growth Holdings, J1 Holdings Inc. and the undersigned parties listed as “Investors” thereto. (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.8	Assignment, Assumption and Amendment Agreement, dated April 12, 2021, between Continental Stock Transfer & Trust Company and Altimeter Growth Corp. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.9	Amended and Restated Forward Purchase Agreement, dated April 12, 2021, by and between Altimeter Growth Corp., Altimeter Partners Fund, L.P. and J1 Holdings Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.10	Amended and Restated Forward Purchase Agreement, dated April 12, 2021, by and between Altimeter Growth Corp., JS Capital LLC and J1 Holdings Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

10.11	Shareholder Deed, dated April 12, 2021, by and among J1 Holdings Inc., Altimeter Growth Holdings, Grab Holdings Inc., Anthony Tan Ping Yeow and the other parties named therein (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-39573 filed with the SEC on April 13, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMETER GROWTH CORP.

Date: August 16, 2021		/s/ Brad Gerstner
	Name:	Brad Gerstner
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021		/s/ Hab Siam
	Name:	Hab Siam
	Title:	General Counsel (Principal Financial and Accounting Officer)