Form 10-Q
period 2021-09-30
Altimeter Growth Corp.
filed 2021-11-10
CIK 1823340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
10
, 2021, there were 50,000,000 Class A ordinary shares, $0.0001 par value and 12,500,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMETER GROWTH CORP.
FORM 10-Q FOR
THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
	Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and for the period from August 25, 2020 (inception) through September 30, 2020	4
	Condensed Statements of Changes in Shareholder’s Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2021 and for the period from August 25, 2020 (inception) through September 30, 2020	5
	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and for the period from August 25, 2020 (inception) through September 30, 2020	6
	Notes to Condensed Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Control and Procedures	24

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

ALTIMETER GROWTH CORP.
PART I – FINANCIAL
INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALTIMETER GROWTH CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$57,423	$855,972
Prepaid expenses	166,007	275,591

Total Current Assets	223,430	1,131,563
Cash and marketable securities held in Trust Account	500,021,794	500,000,000

Total Assets	$500,245,224	$501,131,563

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$6,902,489	$64,100
Due to related party	89,845	—

Total Current Liabilities	6,992,334	64,100
Warrant liability	53,297,928	102,879,957
FPA liability	12,368,995	54,310,054
Deferred underwriting fee payable	17,500,000	17,500,000

Total Liabilities	90,159,257	174,754,111

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 50,000,000 shares issued and outstanding at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020	500,000,000	500,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(89,915,283)	(173,623,798)

Total Shareholders’ Deficit	(89,914,033)	(173,622,548)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$500,245,224	$501,131,563

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the period from August 25, 2020 (inception) through September 30, 2020
Operating expenses	$6,960,518	$7,836,367	$5,000

Loss from operations	(6,960,518)	(7,836,367)	(5,000)
Other income (expense)
Unrealized gain on marketable securities held in Trust Account	7,682	21,794	—
Change in fair value of warrant liabilities	24,983,421	49,582,029	—
Change in fair value of FPA liability	31,354,748	41,941,059	—

Other income (expense), net	56,345,851	91,544,882	—

Net income (loss)	$49,385,333	$83,708,515	$(5,000)

Weighted average shares outstanding of Class A redeemable ordinary shares	50,000,000	50,000,000	—
Basic and diluted income (loss) per share, Class A redeemable ordinary shares	$0.79	$1.34	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	12,500,000	12,500,000	11,250,000
Basic and diluted income (loss) per share, Class B non-redeemable ordinary shares	$0.79	$1.34	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—December 31, 202 0	—	$—	12,500,000	$1,250	$—	$(173,623,798)	$(173,622,548)
Net incom e	—	—	—	—	—	43,191,798	43,191,798

Balance – March 31, 2021 (unaudited)	—	$—	12,500,000	$1,250	$—	$(130,432,000)	$(130,430,750)

Net loss						(8,868,616)	(8,868,616)
Balance – June 30, 2021 (unaudited)	—	$—	12,500,000	$1,250	$—	$(139,300,616)	$(139,299,366)
Net income	—	—	—	—	—	49,385,333	49,385,333

Balance – September 30, 2021 (unaudited)	—	$—	12,500,000	$1,250	$—	$(89,915,283)	$(89,914,033)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – August 25, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	12,500,000	1,250	23,750	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020 (unaudited)	—	$—	12,500,000	$1,250	$23,750	$(5,000)	$20,000

(1)	Included an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised.
The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.
CONDENSED STATEMENTS OF CASH FLOWS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION)
THROUGH SEPTEMBER 30, 2020
(Unaudited)

	September 30, 2021	For the Period August 25, 2020 (Inception) Through September 30, 2020
Cash flows from operating activities:

Net income (loss)	$83,708,515	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gains earned on marketable securities held in Trust Account	(21,794)	—
Change in fair valu e of warrant liabilities	(49,582,029)	—
Change in fair valu e of FPA liability	(41,941,059)	—
Changes in operating assets and liabilities
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Prepaid expense s	109,584	—
Accrued expenses	6,838,389	—

Net cash used in operating activities	(888,394)	—

Cash flows from financing activities:
Due to related party	89,845	—

Net cash provided by financing activities	89,845	—

Net change in cash	(798,549)	—

Cash at the beginning of the period	855,972	—

Cash at the end of the period	$57,423	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$427,005
Deferred offering costs paid by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$20,000
Deferred offering costs paid through promissory note – related party	$—	$178,120
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
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks a
s
sociated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
4
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 12,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Altimeter Growth Holdings (the “Sponsor”), generating gross proceeds of $12,000,000, which is described in Note
5
.
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
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who
properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
7
). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
6
) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
On April 12, 2021, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among J1 Holdings Inc., a Cayman Islands exempted company (“PubCo”), J2 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 1”) and J3 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 2”) and Grab Holdings Inc. a Cayman Islands exempted company (“Grab”).
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
Going Concern and Liquidity
As of September 30, 2021, the Company had $57,423 in its cash account, $500,021,794 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $6,768,904. As of September 30, 2021, $21,794 of the amount on deposit in the Trust Account represented interest income, which is available for payment of taxes and expenses in connection with the liquidation of the Trust Account.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 promissory note payable to the Sponsor.
Note 2 — Revision of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain shareholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001.
Management has
re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible assets required by the Company to complete its initial business combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the necessary revisions and has determined that the related impacts were not material to any previously presented financial statements. As such, the Company is revising in this quarterly report those periods presented herein that would have been impacted.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per ordinary share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.
Impact of the Revision
The impact to the Company’s previously presented financial information contained in this report is presented below:

	As Previously	Revision	As Revised
	Reported	Adjustment
December 31, 2020 Balance Sheet and Statement of Changes in Shareholders’ Equity (Deficit)
Temporary Equity (Class A Ordinary Shares subject to Redemption)	321,377,450	178,622,550	500,000,000
Shareholders’ equity (deficit):
Preferred Shares	—	—	—
Class A Ordinary Shares	1,786	(1,786)	—
Class B Ordinary Shares	1,250	—	1,250
Additional Paid in Capital	$135,996,855	$(135,996,855)	$—
Accumulated Deficit	(130,999,889)	(42,623,909)	(173,623,798)

Total Shareholders’ equity (deficit)	$5,000,002	$(178,622,550)	$(173,622,548)

There is no impact to the reported amounts for total assets, total liabilities, cash flows or net income (loss).

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
for the period ended December 31, 2020, as restated by the Company on May 17, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant and Forward Purchase Agreement (“FPA”) liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account
As of September 30, 2021, we had marketable securities held in the Trust Account of $500,021,794 (including $21,794 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. At December 31, 2020, all of the assets held in the Trust Account were invested in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 50,000,000
Class A ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
A
t September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	$(15,272,898)
Class A ordinary shares issuance costs	(28,244,738)
Plus:
Accretion of carrying value to redemption value	$43,517,636

Class A ordinary shares subject to possible redemption	$500,000,000

Offering Costs
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sh
e
et date that were directly related to the Initial Public Offering and that were charged to temporary equity upon the completion of the Initial Public Offering on October 5, 2020. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged to temporary equity.
Income Taxes
ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
Warrant and FPA Liabilities
The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs’ applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPAs are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash
gain or loss on the statements of operations.
T
he Company accounts for the Warrants and FPAs in accordance with ASC
815-40
under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants has been estimated using the Public Warrants’ quoted market price, as well as a Modified Black Scholes Option Pricing Model. The Private Placement Warrants are valued using a Black Scholes Option Pricing Model. The fair value of the FPAs has been estimated using a discounted cash flow method. See Note 10 for further discussion of the pertinent terms of the Warrants and Note 11 for further discussion of the methodology used to determine the value of the Warrants and FPAs.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination they have not been included in the calculation of diluted net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

T
he following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts) the three and nine months ended September 30, 2021 and for the period from August 25, 2020 (inception) through September 30, 2020:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For The Period From August 25, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:

Allocation of net income (loss), as adjusted	$39,508,266	$9,877,067	$66,966,811	$16,741,703	$—	$(5,000)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	50,000,000	12,500,000	50,000,000	12,500,000	—	11,250,000
Basic and diluted net income (loss) per ordinary share	$0.79	$0.79	$1.34	$1.34	$—	$(0.00)
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
Fair Value of Financial Instruments
T
he fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature
, other than the warrant and FPA liabilities.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in “Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of September 30, 2021.

M
anagement does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note
4
 — Initial Public Offering
On October 5, 2020, pursuant to the Initial Public Offering, the Company sold 50,000,000 Units, which included the full exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-
fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note
10
).
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
10
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
Administrative Support Agreement
The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial, and administrative support services. For the nine months ended September 30, 2021, the Company incurred $180,000 in fees for these services, which are included in accrued expenses in the accompanying unaudited condensed balance sheet. For the three months ended September 30, 2021, the Company incurred $60,000 in fees for these services.
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

Subsequent to the repayment, the promissory note is no longer available to the Company.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
As of September 30, 2021 and December 31, 2020, the Company had a
due
to related party balance of $89,845

and $0, respectively.
Note
7
 — Commitments and Contingencies
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty
.
Registration and Shareholders Rights
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
Note 8 — Class A Ordinary Shares Subject To Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each shares. As of September 30, 2021 and December 31, 2020, there were

50,000,000

Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
Note 9 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 12,500,000 Class B ordinary shares issued and outstanding.
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
10
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
20
-
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
1
1
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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:
As of September 30, 2021

	Level 1	Level 2	Level 3	Total
Assets held in trust account U.S. Treasury Securities	$500,021,794	$—	$—	$500,021,794
Liabilities:
Warrant liabilities
Public Warrants	$23,617,000	$—	$—	$23,617,000
Private Placement Warrants	—	—	29,680,928	29,680,928

Total warrant liabilities	$23,617,000	$—	$29,680,928	$53,297,928

FPA liability	$—	$—	$12,368,995	$12,368,995

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities
Public Warrants	$54,202,500	$—	$—	$54,202,500
Private Placement Warrants	$—	—	48,677,457	48,677,457

Total warrant liabilities	$54,202,500	$—	$48,677,457	$102,879,957

FPA liability	$54,310,054	$—	$—	$54,310,054

Level 1 instruments include investments in money market funds and U.S. Treasury securities and the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments. The Public Warrants for periods where no observable traded price was available are valued using a barrier option simulation. For nine months ended September 30, 2021 (the periods subsequent to the detachment of the Public Warrants from the Units), the Public Warrant quoted market price was used as the fair value as of each relevant date.
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

Input	September 30, 2021 (Unaudited)	December 31, 2020
Risk-free interest rate	0.98%	0.36%
Expected term (years)	5.00	5.00
Expected volatility	32.0%	35.0%
Exercise price	$11.50	$11.50
Fair value of Class A ordinary shares	$10.22	$12.86
The following table presents a summary of the changes in the fair value of the Private Placement Warrants, a Level 3 liability, measured on a recurring basis.

Private Placement
Fair value as of December 31, 2020	$48,677,457
Change in valuation inputs or other assumptions (1)	(18,996,529)

Fair value as of September 30, 2021	$29,680,928

(1)
Represents the
non-cash
gain on the change in valuation of the Private Placement Warrants and is included in Gain on change in fair value of warrant liability in the unaudited condensed statement of operations.

T
here were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021.

FPA Liability
The liability for the FPAs were valued using a discounted cash flows method, which is considered to be a Level 3 fair value measurement. Under the discounted cash flow method utilized, the aggregate commitment of $200 million pursuant to the FPAs is discounted to present value and compared to the fair value of the ordinary shares and warrants to be issued pursuant to the FPAs. The fair value of the ordinary shares and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares and warrants to be issued compared to the $200 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of September 30, 2021, the probability assigned to the consummation of the Business Combination was 95% which was determined based on an observed success rates of business combinations for special purpose acquisition companies.
The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value as of December 31, 2020	$54,310,054
Change in valuation inputs or other assumptions (1)	(41,941,059)

Fair value as of September 30, 2021	$12,368,995

(1)	Represents the non-cash gain on the change in valuation of the FPA liability and is included in Gain on change in fair value of FPA liability in the unaudited condensed statement of operations
Note 1
2
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
Business Combination Agreement
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
For the nine months ended September 30, 2021, we had net income of $83,708,515, which consists of consists of non-cash
gains of $49,582,029 and $41,941,059 related to changes in the fair value of the Warrants and FPAs, respectively, interest income on marketable securities held in the Trust Account of $21,794 and operating costs of $7,836,367. For the three months ended September 30, 2021, we had net income of $49,385,333, which consists of consists of non-cash gains of $24,983,421 and $31,354,748 related to changes in the fair value of the Warrants and FPAs, respectively, interest income on marketable securities held in the Trust Account of $7,682 and operating costs of $6,960,518. For the period from August 25, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consisted of formation and operating costs.
Liquidity and Capital Resources
As of September 30, 2021, the Company had $57,423 in its cash account, $500,021,794 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of $6,768,904. As of September 30, 2021, $21,794 of the amount on deposit in the Trust Account represented interest income, which is available for payment of taxes and expenses in connection with the liquidation of the Trust Account.
If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 promissory note payable to the Sponsor.
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
As of September 30, 2021, we had marketable securities held in the Trust Account of $500,021,794 (including approximately $21,794 of unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less.
For the nine months ended September 30, 2021, cash used in operating activities was $888,394. Net income of $83,708,515 was affected by an unrealized gain on marketable securities held in our Trust Account of $21,794, change in fair value of warrant liabilities of $49,582,029, change in fair value of FPA liability of $41,941,059, and changes in operating assets and liabilities, which provided $6,947,973 of cash. As of September 30, 2020, we had no cash.

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
At September 30, 2021, we had cash of $57,423 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of September 30, 2021.
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
13a-15f
and
15d-15
under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this Quarterly Report on Form
10-Q,
there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness previously reported was remediated during the quarter ended September 30, 2021.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
The information to be reported under this Item is not required for smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMETER GROWTH CORP.

Date: November 10, 2021		/s/ Brad Gerstner
	Name:	Brad Gerstner
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021		/s/ Hab Siam
	Name:	Hab Siam
	Title:	General Counsel (Principal Financial and Accounting Officer)

26