Form 10-K/A
period 2020-12-31
Altimeter Growth Corp.
filed 2021-12-30
CIK 1823340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number:
001-39573

ALTIMETER GROWTH CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1554598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Media Close, #01-03/06 Singapore	138492
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
+65-9684-1256
Securities registered pursuant to Section 12(b)
of
the Act:

Title of each class (1)	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one fifth of one redeemable warrant	AGCUU	NASDAQ Capital Market
Class A ordinary shares included as part of the units	AGC	NASDAQ Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AGCWW	NASDAQ Capital Market

(1)
On December 1, 2021, Altimeter Growth Corp. filed the Notification of Removal from Listing and Registration of Securities Pursuant to Section 12(d) of the Securities Exchange Act of 1934 on Form 25, and the securities listed below have been delisted from the NASDAQ Capital Market and deregistered under Section 12(b) of the Securities Exchange Act of 1934 as of December 1, 2021

Securities registered pursuant to Section 12(g) of the Act: None

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

EXPLANATORY NOTE
On December 1, 2021, Altimeter Growth Corp. (“the Company”) merged with and into J2 Holdings Inc. (“J2 Holdings”), with J2 Holdings continuing as the surviving corporation pursuant to that certain Business Combination Agreement, dated as of April 12, 2021, as amended from time to time, by and among the Company, J2 Holdings, Grab Holdings Limited, J3 Holdings Inc. and Grab Holdings Inc. The combined company is operating under the name “J2 Holdings Inc.,” which is a wholly-owned subsidiary of Grab Holdings Limited.
The Company is filing this amended Form

10-K/A

(“Form

10-K/A”)

to amend its Annual Report on Form

10-K

for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2021, as amended by Amendment No. 1, filed with the SEC on May 18, 2021 (the “Original Report”), to restate its financial statements and related footnote disclosures as of December 31, 2020, for the period from August 25, 2020 (inception) through December 31, 2020. The correction involves only non-cash

adjustments.

This Form 10-K/A also

amends certain other Items in the Original Report, as listed in “Items Amended in this Form

10-K/A”

below.
Restatement Background
The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value ordinary shares, and is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. The Company had accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480. Class A ordinary shares subject to mandatory redemption were classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, 32,137,745 Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s financial statements, respectively. Additionally, as of December 31, 2020, 17,862,255 shares of Class A ordinary shares and 11,250,000 of Class B ordinary shares were presented as permanent equity in the equity section of the Company’s financial statements, respectively.
The Company’s amended and restated memorandum and articles of association require the Company to maintain a net tangible asset of not less than $5,000,001, which was the basis for the Company’s original equity classification. The Company’s original accounting was justified by the legal terms according to which it will not redeem its public shares in an amount that would cause the net tangible assets to be less than $5,000,001. The accounting guidance in FASB ASC 480 does not take into consideration the legal provisions from the amended and restated memorandum and articles of association whereby it must maintain a net tangible asset of not less than $5,000,001. As a result, the Company’s original equity classification, which maintained a minimum equity balance of at least $5,000,001 in permanent equity was incorrect. Rather, all of the Class A ordinary shares outstanding would be accounted for in the same manner based on the accounting guidance contained in FASB ASC 480, which would require the Class A ordinary shares to be classified in temporary equity as of December 31, 2020.
Accordingly, the Company’s financial statements as of December 31, 2020 had incorrectly classified a portion of the Class A ordinary shares outstanding as permanent equity. Upon correction of the financial statements classification, the entire balance of Class A ordinary shares outstanding should be classified in temporary equity as Class A ordinary shares subject to possible redemption.
In addition, in connection with the change in presentation for the Class A shares the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
As a result, the Company, together with its advisors, undertook a process to correct the presentation of the Class A ordinary shares subject to redemption. Based on this evaluation, the management of J2 Holdings, successor by merger to the Company, determined, on December 9, 2021, that the Company’s financial statements and other financial data as of December 31, 2020 and for the period from August 25, 2020 (date of inception) through December 31, 2020 included in the Company’s Annual Report on

Form 10-K for

the period ended December 31, 2020 (the “Affected Period”) contained an error that was quantitatively material and, as a result, should no longer be relied upon. Management determined that the financial statements in the Affected Period should be restated to reflect all of the Class A ordinary shares subject to redemption in temporary equity, and calculate earnings per share by allocating income and losses pro rata for each class of ordinary shares. Consequently, the Company has restated the financial statements identified above for the Affected Period in this Form

10-K/A.

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
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The management of
J2 Holdings, successor by merger to the Company, has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form
10-K/A.
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
Part II, Item 9A. Controls and Procedures
In addition, the Company’s principal executive officer and principal financial officer has provided new certifications dated as of the date of this filing in connection with this Form
10-K/A
(Exhibits 31.1 and 32.1).
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

•
Opportunistic and flexible mandate
. Altimeter invests in both public and private technology companies, with a focus on identifying future market leading companies with large addressable markets, strong management teams, defensible competitive moats, attractive unit economics and reasonable valuations. The flexibility to express investment views in both public and private equities provides Altimeter with critical insights to identify companies that it believes will compound over the long term.

•
Deep, fundamental analysis
. Altimeter’s investment team spends significant time conducting primary due diligence as part of its fundamental, bottoms-up
research process. Altimeter aspires to be domain experts in the markets and businesses in which it invests.

•
Long investment horizon
. Altimeter believes that only a few companies deserve premium multiples and that a long investment horizon, supported by rigorous analysis, is key in creating outsized returns. As such, Altimeter aims to be a lifecycle investor in select high conviction companies.

•	Attractive risk/reward . Altimeter seeks investments with highly asymmetric risk/reward profiles which can provide significant margins of safety and downside protection.
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

Available Information
Our internet website address is
https://www.altimetergrowth.com/AGC.html
. We make available, free of charge, annual reports on Form
10-K,
quarterly reports on Form
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
As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant and forward purchase agreement (“FPA”) liabilities, change in fair value of warrant and FPA liabilities, Class A ordinary shares subject to possible redemption, additional paid-in capital, accumulated deficit, earnings per share, and related financial disclosures for the Affected Period. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A. Controls and Procedures included in this Annual Report.
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
Recent Developments
On April 12, 2021, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among J1 Holdings Inc., a Cayman Islands exempted company (“PubCo”), J2 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 1”) and J3 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“Merger Sub 2”) and Grab Holdings Inc. a Cayman Islands exempted company (“Grab”). The Business Combination was closed on December 1, 2021. Grab is the surviving entity and will continue as a wholly owned subsidiary of PubCo. On December 1, 2021, the Company merged with and into J2 holdings, with the Company continuing as the surviving corporation pursuant to the Business Combination Agreement. The combined company is operating under the name “J2 Holdings Inc.,” which is a wholly-owned subsidiary of Grab Holdings Limited.
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
As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we revised our prior position on accounting for temporary equity and permanent equity and the earnings per share calculation. We restated our financial statements to revalue the Company’s Class A ordinary shares subject to possible redemption and restate its earnings per share calculation, as described in the Explanatory Note of this Amendment. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.
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
In order to fund working capital deficiencies or finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as required. Upon completion of the Business Combination, we will repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust account will be used for such repayment. Up to $2,000,000 of such loans are convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to obtain additional financing because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination.
As of December 1, 2021, substantial doubt about our ability to continue as a going concern related to the date for mandatory liquidation and dissolution was alleviated due to the closing of our business combination.
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

Warrant and FPA Liabilities
The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPAs and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“Warrants and FPAs ASC 815”). The assessment considers whether the are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own common shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash
gain or loss on the statements of operations.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Our management evaluated, with the participation of principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to
Rule 13a-15(b)
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
Our internal control over financial reporting did not result in the proper accounting for complex financial instruments which, due to its impact on our financial statements, we determined to be a material weakness. We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.
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
Restatement of Previously Issued Financial Statements
On May 17, 2021, we revised our prior position on accounting for our Public Warrants and Private Placement Warrants. We restated our financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants, as described in the Explanatory Note of Amendment No. 1. The non-cash adjustments to the financial statements did not impact the previously reported amounts for cash and cash equivalents, total assets, revenue, total stockholders’ equity, or cash flows.
On December 9, 2021, we revised our prior position on accounting for temporary equity and permanent equity and the earnings per share calculation. We restated our financial statements to revalue the Company’s Class A common stock subject to possible redemption and restate its earnings per share calculation, as described in the Explanatory Note of this Amendment. The Company’s accounting related to temporary equity and permanent equity and its earnings per share calculation did not have any effect on the Company’s previously reported investments held in trust or cash.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K/A
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

	Class A Ordinary Shares			Class B Ordinary Shares (2)
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Altimeter Growth Holdings (our sponsor) (3)	—		—	12,275,000	98.2%	19.6%
Brad Gerstner (3)	—		—	12,275,000	98.2%	19.6%
Hab Siam (3)	—		—	12,275,000	98.2%	19.6%
Richard N. Barton	250,000	(4)	*	75,000	*	*
Aishetu Fatima Dozie	—		—	75,000	*	*
Dev Ittycheria	—		—	75,000	*	*
All executive officers and directors as a group (5 individuals)	250,000		*	12,500,000	100%	20.0%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 2550 Sand Hill Road, Suite 150, Menlo Park, California 94025.
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
Audit Fees
. During the period from August 25, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $71,585 for the services Withum performed in connection with our Initial Public Offering, Forms
10-Q
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
Tax Fees
. During the period from August 25, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. During the period from August 25, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
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

Exhibit number	Description of exhibit

3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Warrant Agreement, dated September 30, 2020, between the Company and Continental Stock Transfer & Trust Company (1)

4.2	Form of Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

4.3	Form of Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

4.4	Form of Warrant Certificate (incorporated by reference to Exhibit 4.3 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

4.5	Description of Registrant’s Securities (2).

10.1	Private Placement Warrants Purchase Agreement, dated September 30, 2020, between the Company and Altimeter Growth Holdings (1)

10.2	Investment Management Trust Agreement, dated September 30, 2020, between the Company and Continental Stock Transfer & Trust Company (1)

10.3	Registration and Shareholder Rights Agreement, dated September 30, 2020, between the Company and certain security holders (1)

Exhibit number	Description of exhibit

10.4	Letter Agreement, dated September 30, 2020, between the Company, Altimeter Growth Holdings and each of the officers and directors of the Company (1)

10.5	Forward Purchase Agreement, dated September 17, 2020 between the Company and Altimeter Partners Fund, L.P. (incorporated by reference to Exhibit 10.9 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

10.6	Forward Purchase Agreement, dated September 16, 2020 between the Company and JS Capital LLC (incorporated by reference to Exhibit 10.10 to the amendment to the Company’s Form S-1, filed on September 17, 2020 (File No. 333-248762))

10.7	Form of Indemnity Agreement, dated September 30, 2020, between the Company and each of the officers and directors of the Company (1)

10.8	Administrative Services Agreement, dated September 30, 2020, between the Company and the Altimeter Growth Holdings (1)

10.9	Promissory Note, dated August 27, 2020, issued by the Company to Altimeter Growth Holdings (incorporated by reference to Exhibit 10.5 to the Company’s Form S-1, filed on September 11, 2020 (File No. 333-248762))

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 6, 2020 (File No. 001-39573) and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on March 26, 2021 and incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, J2 Holdings Inc., as successor by merger to Altimeter Growth Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of December, 2021.

J2 HOLDINGS INC.
(as successor by merger to Altimeter Growth Corp.)

By:	/s/ Artawat Udompholkul
Name:	Artawat Udompholkul (also known as John Cordova)
Title:	Authorized Officer

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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
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
New York, New York
May 17, 2021, except for the effects of the restatement disclosed in Note 2 and the subsequent event disclosed in Note 12 paragraph 4, as to which the date is December 30, 2021

ALTIMETER GROWTH CORP.
BALANCE SHEET
DECEMBER 31, 2020
(Restated)

ASSETS
Current assets:
Cash	$855,972
Prepaid expenses	275,591

Total Current Assets	1,131,563
Cash and marketable securities held in Trust Account	500,000,000

Total Assets	$501,131,563

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$64,100

Total Current Liabilities	64,100
Warrant liabilities	102,879,957
FPA liability	54,310,054
Deferred underwriting fee payable	17,500,000

Total Liabilities	174,754,111

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 50,000,000 shares issued and outstanding at redemption value of $10.00 per share	500,000,000
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized, 12,500,000 issued and outstanding	1,250
Additional paid-in capital	—
Accumulated deficit	(173,623,798)

Total Shareholders’ Deficit	(173,622,548)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$501,131,563

The accompanying notes are an integral part of the financial statements.

ALTIMETER GROWTH CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated)

Formation and general and administrative expenses	$212,799

Loss from operations	(212,799)
Other income (expense):
Transaction costs allocable to warrant liabilities	(869,977)
Loss resulting from issuance of private placement warrants	(6,864,584)
Change in fair value of warrant liabilities	(68,742,475)
Change in fair value of FPA liability	(54,310,054)

Net loss	$(130,999,889)

Weighted average shares outstanding of Class A redeemable ordinary shares	34,645,669

Basic and diluted net loss per share, Class A	$(2.80)

Weighted average shares outstanding of Class B non-redeemable ordinary shares	12,116,142

Basic and diluted net loss per share, Class B	$(2.80)

The accompanying notes are an integral part of these financial statements.

ALTIMETER GROWTH CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’
DEFICIT
FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated)

	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance — August 25, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	12,500,000	1,250	23,750	—	25,000
Accretion of Class A ordinary shares subject to pos s ible redemption	—	—	(23,750)	(42,623,909)	(42,647,659)
Net loss	—	—	—	(130,999,889)	(130,999,889)

Balance — December 31, 2020	12,500,000	$1,250	$—	$(173,623,798)	$(173,622,548)

The accompanying notes are an integral part of these financial statements.

ALTIMETER GROWTH CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(Restated)

Cash Flows from Operating Activities:
Net loss	$(130,999,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	68,742,475
Change in fair value of FPA liability	54,310,054
Formation cost paid by Sponsor in exchange for issuance of Class B ordinary shares	5,000
Transaction costs allocable to warrant liabilities	869,977
Loss resulting from issuance of private placement warrants	6,864,584
Changes in operating assets and liabilities:
Prepaid expenses	(248,791)
Accrued expenses	64,100

Net cash used in operating activities	(392,490)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(500,000,000)

Net cash used in investing activities	(500,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	490,000,000
Proceeds from sale of Private Placement Warrants	12,000,000
Repayment of promissory note—related party	(178,120)
Payment of offering costs	(573,418)

Net cash provided by financing activities	501,248,462

Net Change in Cash	855,972
Cash – Beginning of period	—

Cash – End of period	$855,972

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$17,500,000

Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,000

Payment of offering costs through promissory note – related party	$151,320

Payment of prepaid expenses through promissory note – related party	$26,800

Initial measurement of warrants issued in connection with the initial Public Offering accounted for as liabilities	$34,137,482

Initial measurement of FPA units issued in connection with the initial Public Offering accounted for as liabilities	$350,430

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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target b usiness with which the Company has discussed entering into a transaction agreement, reduce the amount of funds
in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
.
NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT
S
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 18, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than

$
5,000,001
.
Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480 and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on October 9, 2020 (the “Post-IPO Balance Sheet”), and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on May 18, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31,
2020.
The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021.
 Please see Note 3, Note 8 and Note 12, which have been updated to reflect the restatement of the financial statements contained in this Annual Report.
The impact of the restatement on the Company’s financial statements is reflected in the following tables:
Impact of the Restatement

	As of December 31, 2020 1
	As Reported	Adjustment	As Restated
Balance Sheet:
Class A ordinary shares subject to possible redemption	$321,377,450	$178,622,550	$500,000,000
Class A ordinary shares, $0.0001 par value	1,786	(1,786)	—
Class B ordinary shares, $0.0001 par value	1,250	—	1,250
Additional paid-in capital	135,996,855	(135,996,855)	—
Accumulated deficit	(130,999,889)	(42,623,909)	(173,623,798)
Total Shareholders’ Equity (Deficit)	5,000,002	(178,622,550)	(173,622,548)
Number of Class A ordinary shares subject to redemption	32,137,745	17,862,255	50,000,000

	For the Period from August 25, 2020 (inception) Through December 31, 2020 1
	As Reported	Adjustment	As Restated
Statement of Operations:
Net Loss	$(130,999,889)	$—	$(130,999,889)
Weighted average shares outstanding – Class A ordinary shares	50,000,000	(15,354,331)	34,645,669
Basic and diluted net loss per share, Class A ordinary shares	$—	$(2.80)	$(2.80)
Weighted average shares outstanding – Class B ordinary shares	12,116,142	—	12,116,142
Basic and diluted net loss per share, Class B ordinary shares	$(10.81)	$8.01	$(2.80)

	For the Period from August 25, 2020 (inception) through December 31, 2020 1
	As Reported	Adjustment	As Restated
Statement of Cash Flows:
Supplemental Disclosure of Noncash Financing Activities
Initial value of Class A ordinary shares subject to possible redemption	444,287,348	(444,287,348)	—
Change in value of Class A ordinary shares subject to possible redemption	(122,909,898)	122,909,898	—

	As of October 5, 2020 1
	As Reported	Adjustment	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption	444,287,348	55,712,652	500,000,000
Class A ordinary shares, $0.0001 par value	557	(557)	—
Class B ordinary shares, $0.0001 par value	1,250	—	1,250
Additional paid-in capital	13,088,186	(13,088,186)	—
Accumulated deficit	(8,089,991)	(42,623,909)	(50,713,900)
Total Shareholders’ Equity	5,000,002	(55,712,652)	(50,712,650)
Number of Class A shares	44,428,735	5,571,265	50,000,000

1
On May 18, 2021, the Company restated its previously issued 10K to properly account for the Warrants and FPAs as liabilities on the balance sheet at fair value. Accordingly, the As Reported amounts in the tables above reflect the revised balances from the previous restatement.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2020 are restated in this Annual Report on Form
10-K/A
(Amendment No. 1) to correct the misapplication of accounting guidance related to the Company’s Class A redeemable shares and earnings per share in the Company’s previously issued financial statements for such periods. The restated financial statements are indicated as “Restated” in the financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.
Emerging Growth Company
T
he Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approve
d.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480
,
“Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 50,000,000
Class A ordinary shares subject to possible redemption are presented as
temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Gross Proceeds	$500,000,000
Less:
Proceeds allocated to Public Warrants	(15,272,898)
Class A ordinary shares issuance costs	(27,374,761)
Plus:
Accretion of carrying value to redemption value	42,647,659

Class A ordinary shares subject to possible redemption	$500,000,000

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

Warrant and FPA Liabilities
The Company accounts for the Warrants and FPAs as either equity-classified or liability-classified instruments based on an assessment of the specific terms the and of the Warrants and FPAs applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the Warrants and FPAs are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPAs are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPAs and as of each subsequent quarterly period end date while the Warrants and FPAs are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash
gain or loss on the statements of operations.
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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Period From August 25, 2020 (inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(97,057,379)	$(33,942,510)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,645,669	12,116,142

Basic and Diluted net loss per ordinary share	$(2.80)	(2.80)

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
NOTE 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each shares. As of December 31, 2020, there were 50,000,000 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.
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
NOTE 11—FAIR VALUE MEASUREMENTS
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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$48,677,457	$—	$—	$48,677,457
Private Placement Warrants	—	—	54,202,500	54,202,500

Total warrant liabilities	$48,677,457	$—	$54,202,500	$102,879,957

FPA liability	$—	$—	$54,310,054	$54,310,054

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
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of August 25, 2020	$—	$—	$—
Initial measurement on October 5, 2020	18,864,584	15,272,898	34,137,482
Change in valuation inputs or other assumptions (1)	29,812,873	38,929,602	68,742,475

Fair value as of December 31, 2020	$48,677,457	$54,202,500	$102,879,957

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, when the Public Warrants were separately listed and traded.
FPA Liability
The liability for the FPAs were valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $200 million pursuant to the FPAs is discounted to present value and compared to the fair value of the common stock and warrants to be issued pursuant to the FPAs. The fair value of the common stock and warrants to be issued under the FPAs are based on the public trading price of the Units issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the common stock and warrants to be issued compared to the $

 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPAs is the probability of consummation of the Business Combination. As of December 31, 2020, the probability assigned to the consummation of the Business Combination was 90% which was determined based on an observed success rates of business combinations for special purpose acquisition companies.

The following table presents the changes in the fair value of FPA liabilities:

FPA Liability
Fair value as of August 25, 2020	$—
Initial measurement on October 5, 2020	350,430
Change in valuation inputs or other assumptions (1)	53,959,624

Fair value as of December 31, 2020	$54,310,054

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of FPA liability in the Statement of Operations.
NOTE 12 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2 (Restatement of Previously Issued Financial Statements), the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On April 12, 2021, Altimeter Growth Corp., a Cayman Islands exempted company (“
Altimeter
”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “
Business Combination Agreement
”), by and among J1 Holdings Inc., a Cayman Islands exempted company (“
PubCo
”), J2 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“
Merger Sub 1
”) and J3 Holdings Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of PubCo (“
Merger Sub 2
”) and Grab Holdings Inc. a Cayman Islands exempted company
(“
Grab
”).
The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) Altimeter will merge with and into Merger Sub 1, with Merger Sub 1 as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “
Initial Merger
”), (ii) following the Initial Merger, Merger Sub 2 will merge with and into Grab, with Grab as the surviving entity in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of PubCo (the “
Acquisition Merger
”). The Initial Merger, the Acquisition Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “
Business Combination
”.
On December 1, 2021, the Business Combination was completed. Grab is the surviving entity in the merger and will continue as a wholly owned subsidiary of PubCo.