Form 10-Q/A
period 2021-09-30
Altimeter Growth Corp.
filed 2021-12-30
CIK 1823340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number:
001-39573

ALTIMETER GROWTH CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1554598
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Media Close, #01-03/06 Singapore	138492
(Address of principal executive offices)	(Zip Code)
+65-9684-1256
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class (1)	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-fifth of one redeemable warrant	AGCUU	NASDAQ Capital Market
Class A ordinary shares included as part of the units	AGC	NASDAQ Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AGCWW	NASDAQ Capital Market

(1)
On December 1, 2021, Altimeter Growth Corp. filed the Notification of Removal from Listing and Registration of Securities Pursuant to Section 12(d) of the Securities Exchange Act of 1934 on Form 25, and the securities listed below have been delisted from the NASDAQ Capital Market and deregistered under Section 12(b) of the Securities Exchange Act of 1934 as of December 1, 2021.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☒

  No
☐
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
The Company is filing this amended Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021, to restate its financial statements and related footnote disclosures as of March 31, 2021, June 30, 2021, and September 30, 2021. This correction involves only non-cash adjustments. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.
Restatement Background
The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value ordinary shares, and is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. The Company had accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480. Class A ordinary shares subject to mandatory redemption were classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, some Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s financial statements, respectively. Additionally, some shares of Class A ordinary shares and Class B ordinary shares were presented as permanent equity in the equity section of the Company’s financial statements, respectively.
The Company’s amended and restated memorandum and articles of association require the Company to maintain a net tangible asset of not less than $5,000,001, which was the basis for the Company’s original equity classification. The Company’s original accounting was justified by the legal terms according to which it will not redeem its public shares in an amount that would cause the net tangible assets to be less than $5,000,001. The accounting guidance in FASB ASC 480 does not take into consideration the legal provisions from the amended and restated memorandum and articles of association whereby it must maintain a net tangible asset of not less than $5,000,001. As a result, the Company’s original equity classification, which maintained a minimum equity balance of at least $5,000,001 in permanent equity was incorrect. Rather, all of the Class A ordinary shares outstanding would be accounted for in the same manner based on the accounting guidance contained in FASB ASC 480, which would require the Class A ordinary shares to be classified as temporary equity.
Accordingly, the Company’s financial statements as of March 30, 2021 and June 30, 2021 had incorrectly classified a portion of the Class A ordinary shares outstanding as permanent equity. Upon correction of the financial statements classification, the entire balance of Class A ordinary shares outstanding should be classified in temporary equity as Class A ordinary shares subject to possible redemption.
In addition, in connection with the change in presentation for the Class A ordinary shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company, together with its advisors, undertook a process to correct the presentation of the Class A ordinary shares subject to redemption. Based on this evaluation, the management of J2 Holdings, successor by merger to the Company, determined on December 9, 2021 that the Company’s financial statements and other financial data as of March 31, 2021, June 30, 2021 and September 30, 2021 (the “Affected Periods”), contained an error that was quantitatively material and, as a result, should no longer be relied upon. The management of J2 Holdings, successor by merger to the Company, determined that the financial statements in the Affected Periods should be restated to reflect all of the Class A ordinary shares subject to redemption in temporary equity and calculate earnings per share by allocating income and losses pro rata for each class of ordinary shares. Consequently, the Company has restated the financial statements identified above for the Affected Periods in this Form 10-Q/A. All amounts in this Form 10-Q/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, loss from operations or total operating, investing or financing cash flows.
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control, over financial reporting as of September 30, 2021. The management of J2 Holdings, successor by merger to the Company, has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s considerations of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-Q/A.
Items Amended in this Form 10-Q/A
This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:
Part I, Item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements
Part II, Item 9A. Controls and Procedures
Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ALTIMETER GROWTH CORP.
FORM 10-Q/A FOR
THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	4
	Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2021 and for the period from August 25, 2020 (inception) through September 30, 2020	5
	Condensed Statements of Changes in Shareholder’s Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2021 and for the period from August 25, 2020 (inception) through September 30, 2020	6
	Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and for the period from August 25, 2020 (inception) through September 30, 2020	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2 2
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Control and Procedures	25

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		2 7

ALTIMETER GROWTH CORP.
PART I – FINANCIAL
INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALTIMETER GROWTH CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$57,423	$855,972
Prepaid expenses	166,007	275,591

Total Current Assets	223,430	1,131,563
Cash and marketable securities held in Trust Account	500,021,794	500,000,000

Total Assets	$500,245,224	$501,131,563

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$6,902,489	$64,100
Due to related party	89,845	—

Total Current Liabilities	6,992,334	64,100
Warrant liabilities	53,297,928	102,879,957
FPA liability	12,368,995	54,310,054
Deferred underwriting fee payable	17,500,000	17,500,000

Total Liabilities	90,159,257	174,754,111

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 50,000,000 shares issued and outstanding at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020	500,000,000	500,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none outstanding	—	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized, 12,500,000 issued and outstanding	1,250	1,250
Additional paid-in capital	—	—
Accumulated deficit	(89,915,283)	(173,623,798)

Total Shareholders’ Deficit	(89,914,033)	(173,622,548)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$500,245,224	$501,131,563

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the period from August 25, 2020 (inception) through September 30, 2020
Operating expenses	$6,960,518	$7,836,367	$5,000

Loss from operations	(6,960,518)	(7,836,367)	(5,000)

Other income
Unrealized gain on marketable securities held in Trust Account	7,682	21,794	—
Change in fair value of warrant liabilities	24,983,421	49,582,029	—
Change in fair value of FPA liability	31,354,748	41,941,059	—

Other income, net	56,345,851	91,544,882	—

Net income (loss)	$49,385,333	$83,708,515	$(5,000)

Weighted average shares outstanding of Class A redeemable ordinary shares	50,000,000	50,000,000	—

Basic and diluted income (loss) per share, Class A redeemable ordinary shares	$0.79	$1.34	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	12,500,000	12,500,000	11,250,000

Basic and diluted income (loss) per share, Class B non-redeemable ordinary shares	$0.79	$1.34	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALTIMETER GROWTH CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’
EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance—December 31, 202 0	12,500,000	$1,250	$—	$(173,623,798)	$(173,622,548)
Net incom e	—	—	—	43,191,798	43,191,798

Balance – March 31, 2021 (unaudited)	12,500,000	$1,250	$—	$(130,432,000)	$(130,430,750)
Net loss				(8,868,616)	(8,868,616)

Balance – June 30, 2021 (unaudited)	12,500,000	$1,250	$—	$(139,300,616)	$(139,299,366)
Net income	—	—	—	49,385,333	49,385,333

Balance – September 30, 2021 (unaudited)	12,500,000	$1,250	$—	$(89,915,283)	$(89,914,033)

FOR THE PERIOD FROM AUGUST 25, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance – August 25, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	12,500,000	1,250	23,750	—	25,000
Net loss	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020 (unaudited)	12,500,000	$1,250	$23,750	$(5,000)	$20,000

(1)	Included an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised.
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
Liquidity and Capital Resources
As of September 30, 2021, the Co
m
pany had $57,423 in its cash account, $500,021,794 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficiency of $6,768,904. As of September 30, 2021, $21,794 of the amount on deposit in the Trust Account represented interest income, which is available for payment of taxes and expenses in connection with the liquidation of the Trust Account.
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
As of December 1, 2021, substantial doubt about our ability to continue as a going concern related to the date for mandatory liquidation and dissolution was alleviated due to the closing of the business combination.
Note 2 — Restatement of Previously Issued Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
The impact of the restatement on the financial statements
for
the Affected Quarterly Periods is presented below.
There is no impact to the reported amounts for total assets, total liabilities, cash flows or net income (loss).
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Class A Ordinary Shares subject to possible redemption	364,569,240	135,430,760	500,000,000
Class A ordinary shares	1,354	(1,354)	—
Class B ordinary shares	1,250	—	1,250
Additional Paid - in Capital	92,805,497	(92,805,497)	—
Accumulated Deficit	(87,808,092)	(42,623,909)	(130,432,001)

Total Shareholders’ equity (deficit)	5,000,009	(135,430,760)	(130,430,751)

Number of Class A ordinary shares subject to possible redemption	36,456,924	13,543,076	50,000,000
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	43,191,790	(43,191,790)	—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

June 30, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Class A Ordinary Shares subject to possible redemption	355,700,630	144,299,370	500,000,000
Class A ordinary shares	1,443	(1,443)	—
Class B ordinary shares	1,250	—	1,250
Additional Paid - in Capital	101,674,018	(101,674,018)	—
Accumulated Deficit	(96,676,708)	(42,623,909)	(139,300,617)

Total Shareholders’ equity (deficit)	5,000,003	(144,299,370)	(139,299,367)

Number of Class A ordinary shares subject to possible redemption	35,570,063	14,429,937	50,000,000
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	34,323,180	(34,323,180)	—
The impact to the reported amounts of basic and diluted earnings per common share is presented below for the Affected Periods:

Three Months Ended March 31, 2021 (Unaudited)	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Diluted weighted average shares outstanding – Class A ordinary shares	59,091,350	(9,091,350)	50,000,000
Basic earnings per share – Class A ordinary shares	0.00	0.69	0.69
Diluted earnings per share – Class A ordinary shares	0.00	0.69	0.69
Basic and diluted earnings per share – Class B ordinary shares	3.45	(2.76)	0.69

Three Months Ended June 30, 2021 (Unaudited)	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Basic and diluted loss per share – Class A ordinary shares	0.00	(0.14)	(0.14)
Basic and diluted loss per share – Class B ordinary shares	(0.71)	0.57	(0.14)

Six Months Ended June 30, 2021 (Unaudited)	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Basic and diluted earnings per share – Class A ordinary shares	0.00	0.55	0.55
Basic and diluted earnings per share – Class B ordinary shares	2.74	(2.19)	0.55

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

1
1

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

1

T
he following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts) the three and nine months ended September 30, 2021 and for the period from August 25, 2020 (inception) through September 30, 2020:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For The Period From August 25, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:

Allocation of net income (loss), as adjusted	$39,508,266	$9,877,067	$66,966,811	$16,741,703	$—	$(5,000)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	50,000,000	12,500,000	50,000,000	12,500,000	—	11,250,000
Basic and diluted net income (loss) per ordinary share	$0.79	$0.79	$1.34	$1.34	$0.00	$(0.00)
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
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
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

1

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

1

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

1

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
Note 8 — Class A Ordinary Shares Subject To Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share
. As of September 30, 2021 and December 31, 2020, there were

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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued by the Company in connection with or in relation to the consummation of a Business Combination (including the forward purchase shares, but not the forward purchase warrants), excluding any forward purchases securities and Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
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

1

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

1

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
The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:
As of September 30, 2021

	Level 1	Level 2	Level 3	Total
Assets held in trust account U.S. Treasury Securities	$500,021,794	$—	$—	$500,021,794
Liabilities:
Warrant liabilities
Public Warrants	$23,617,000	$—	$—	$23,617,000
Private Placement Warrants	—	—	29,680,928	29,680,928

Total warrant liabilities	$23,617,000	$—	$29,680,928	$53,297,928

FPA liability	$—	$—	$12,368,995	$12,368,995

1

As of December 31, 2020

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liabilities
Public Warrants	$54,202,500	$—	$—	$54,202,500
Private Placement Warrants	—	—	48,677,457	48,677,457

Total warrant liabilities	$54,202,500	$—	$48,677,457	$102,879,957

FPA liability	$54,310,054	$—	$—	$54,310,054

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
Note 1
2
 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement, other than the below and the restatement discussed in Note 2.
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

2
1

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
On December 1, 2021, the Company merged with and into Merger Sub 1, with the Company continuing as the surviving corporation pursuant to the Business Combination Agreement. The combined company is operating under the name “J2 Holdings Inc.,” which is a wholly-owned subsidiary of Grab Holdings Limited.
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
For the nine months ended September 30, 2021, we had net income of $83,708,515, which consisted of non-cash
gains of $49,582,029 and $41,941,059 related to changes in the fair value of the Warrants and FPAs, respectively, interest income on marketable securities held in the Trust Account of $21,794 and operating costs of $7,836,367. For the three months ended September 30, 2021, we had net income of $49,385,333, which consisted of non-cash gains of $24,983,421 and $31,354,748 related to changes in the fair value of the Warrants and FPAs, respectively, interest income on marketable securities held in the Trust Account of $7,682 and operating costs of $6,960,518. For the period from August 25, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consisted of formation and operating costs.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
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
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”),
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
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act report is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial report, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the management of J2 Holdings, successor by merger to the Company, has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of October 5, 2020, its financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below. The principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of financial instruments. The management of J2 Holdings, successor by merger to the Company, has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasing complex accounting standards.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form
10-Q/A.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, J2 Holdings Inc., as successor by merger to Altimeter Growth Corp., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J2 HOLDINGS INC. (as successor by merger to Altimeter Growth Corp.)

Date: December 30, 2021		/s/ Artawat Udompholkul
	Name:	Artawat Udompholkul (also known as John Cordova)
	Title:	Authorized Officer

27